Form 10QSB
period 2004-01-31
IBIZ INC
filed 2004-03-15
CIK 1269155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JANUARY 31, 2004

                            COMMISSION FILE NO. 000-50458


                                   IBIZ, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                            72-1530833
----------------------------------                        ----------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


      2238 West Lone Cactus, Phoenix, Arizona                    85027
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code:              (623) 492-9200
                                                             -------------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_ No ___


           Class                                   Outstanding at March 15, 2004
           -----                                   -----------------------------
Common stock, $0.001 par value                                1,000

                TABLE OF CONTENTS
                -----------------
PART I.  -  FINANCIAL INFORMATION.................................................................................F-1 F-5

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)..........................................................................F-1
         BALANCE SHEETS ...........................................................................................F-2
         STATEMENTS OF OPERATIONS..................................................................................F-3
         STATEMENT OF CASH FLOWS...................................................................................F-4
         NOTES TO FINANCIAL STATEMENTS.............................................................................F-5 F-14
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....................2
ITEM 3.  CONTROLS AND PROCEDURES...................................................................................7

PART II.  -  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.........................................................................................7
ITEM 2.  CHANGES IN SECURITIES.....................................................................................7
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................................7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................7
ITEM 5.  OTHER INFORMATION.........................................................................................7
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................................7

                                   iBIZ, INC.
                                  BALANCE SHEET
                                JANUARY 31, 2004
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                           $   242,585
Cash pledged for letter of credit                                        10,000
Accounts receivable, net                                                 42,271
Inventories                                                              62,228
Prepaid expenses                                                         17,869
                                                                    -----------
TOTAL ASSETS                                                        $   374,953
                                                                    ===========


LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                               $   272,823
Payroll taxes payable                                                    12,008
Loan payable, Enterprise Capital AG                                      99,990
Deferred income                                                           3,113
                                                                    -----------
Total current liabilities                                               387,934
                                                                    -----------

STOCKHOLDER'S DEFICIT:
Preferred stock - authorized - 10,000,000 shares,
   par value $.001 per share; issued and outstanding,
  -0- shares                                                                  0
Common stock - authorized - 100,000,000 shares, par
  value $.001 per share; issued and outstanding -
  1,000 shares                                                                1
Additional paid-in capital                                            1,767,673
Accumulated deficit                                                  (1,780,655)
                                                                    -----------
Total stockholder's deficit                                             (12,981)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                         $   374,953
                                                                    ===========

See accompanying notes.

                                   iBIZ, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

                                                         2004            2003
                                                       ---------      ---------

REVENUES:
Product sales                                          $ 152,216      $  65,879
Maintenance agreements                                     9,733          9,431
                                                       ---------      ---------
Total revenues                                           161,949         75,310

COST OF REVENUES                                         121,745         91,736
                                                       ---------      ---------
GROSS INCOME (LOSS)                                       40,204        (16,426)
                                                       ---------      ---------

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES:
Payroll and benefits                                      51,112         84,585
Other selling, general and
  administrative expenses                                158,950         45,492
                                                       ---------      ---------
Total selling, general and
  administrative expenses                                210,062        130,077
                                                       ---------      ---------

OPERATING LOSS                                          (169,858)      (146,503)

INCOME TAXES                                                   0              0
                                                       ---------      ---------

NET LOSS                                               $(169,858)     $(146,503)
                                                       =========      =========

NET LOSS PER COMMON SHARE - Basic and
  diluted                                              $ (169.86)     $ (146.50)
                                                       =========      =========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - Basic and diluted                   1,000          1,000
                                                       =========      =========

See accompanying notes.

                                   iBIZ, INC.
                      STATEMENTS OF STOCKHOLDER'S (DEFICIT)
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2004
                                   (UNAUDITED)

                                    Preferred Stock            Common Stock        Additional
                                  -------------------      -------------------       Paid-In    Accumulated
                                  Shares       Amount      Shares       Amount       Capital       Deficit         Total
                                  ------       ------      ------       ------       -------       -------         -----

BALANCE, NOVEMBER 1, 2003             0        $    0       1,000       $    1     $ 1,148,818   $(1,610,797)   $  (461,978)

NET LOSS                              0             0           0            0               0      (169,858)      (169,858)

CONTRIBUTION OF CAPITAL               0             0           0            0         618,855             0        618,855
                                 ------        ------       -----       ------     -----------   -----------    -----------

BALANCE, JANUARY 31, 2004             0        $    0       1,000       $    1     $ 1,767,673   $(1,780,655)   $   (12,981)
                                 ======        ======       =====       ======     ===========   ===========    ===========

See accompanying notes.

                                   iBIZ, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
                                   (UNAUDITED)


                                                        2004             2003
                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(169,858)       $(146,503)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Provision (adjustment) for doubtful
    accounts and returned merchandise                  (31,138)           3,000
  Provision (adjustment) for obsolete
        inventories                                    (23,100)               0
  Changes in operating assets and liabilities:
    Accounts receivable                                112,618          (20,741)
    Inventories                                          4,264          (37,070)
    Prepaid expenses                                    (4,239)               0
    Accounts payable and accrued expenses              (16,678)         126,607
    Accrued wages and taxes                           (258,162)          12,900
  Deferred income                                       (2,457)           2,184
                                                     ---------        ---------
Net cash used by operating activities                 (388,300)         (59,623)
                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES                         0                0

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds received on loan payable                    9,990                0
Contribution of capital                                618,855          193,956
                                                     ---------        ---------
Net cash provided by financing activities              628,845          193,956
                                                     ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS              240,545          134,333

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                    2,040              677
                                                     ---------        ---------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                      $ 242,585        $ 135,010
                                                     =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
Cash paid during the period for:
  Interest                                           $       0        $       0
                                                     =========        =========
  Income taxes                                       $       0        $       0
                                                     =========        =========

See accompanying notes.

                                   iBIZ, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                                   (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS - iBIZ, Inc. was organized on October 30, 2001, under the laws of the State of Nevada. The Company designs, manufactures (through subcontractors), and distributes a line of accessories for the PDA and handheld computer market which is distributed through large retail chain stores and e-commerce sites throughout the United States of America.

         OWNERSHIP OF COMPANY - The Company is a wholly-owned subsidiary of IBIZ Technology Corp.

         CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         CASH PLEDGED FOR LETTER OF CREDIT - The Company has pledged $10,000 of its cash to secure a letter of credit for a customer to guarantee payment of rebates. The letter of credit expires in June 2004.

         ACCOUNTS RECEIVABLE - Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts and possible returned merchandise. Interest is not accrued on overdue accounts receivable.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS AND PROVISION FOR RETURNED MERCHANDISE
         - The allowance for doubtful accounts and provision for returned merchandise on accounts receivable is charged to income in amounts sufficient to maintain the allowance accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (i.e., bankruptcy, lack of contact, age of account balance, etc.).

         INVENTORIES - Inventories are stated at the lower of cost (determined principally by average cost) or market. The inventories are comprised of finished products at January 31, 2004.

         DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at January 31, 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         REVENUE RECOGNITION - The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). Revenues are recorded under two categories:

         Product Sales - Revenue is recognized when the goods are shipped and title passes to the customer. The Company provides a reserve for sales returns based on its history of returns as a percentage to sales.

         The Company will periodically provide a rebate on selected products for a limited sale period, normally 7 days. They contract with a company to process and track the rebates. The Company provides a reserve for outstanding rebates based on its history of rebates submitted as a percentage of applicable sales.

         Maintenance Agreements - Revenue from maintenance agreements is being recognized on a straight-line basis over the life of the service contracts, which range from 3 months to 1 year. The unearned portion received is recorded as deferred income. The Company is not actively pursuing this area of business and does not expect this to be significant in subsequent periods.

         SHIPPING AND HANDLING COSTS - The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

         ADVERTISING - All direct advertising costs are expensed as incurred. The Company charged to operations $10,900 and $2,840 in advertising costs for the three months ended January 31, 2004 and 2003, respectively.

         RESEARCH  AND   DEVELOPMENT  -  The  Company   expenses   research  and
         development costs as incurred.

         INCOME TAXES - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         NET LOSS PER SHARE - The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted loss per share. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB Statement No. 128, any anti-dilutive effects on net loss per share are excluded.

         CONCENTRATION OF RISK

         Industry - The Company's products are directed to the computer and technology-related industry. This industry experiences a high degree of obsolescence and changes in buying patterns. The Company must expend funds for research and development and identification of new products in order to stay competitive.

         Cash in Bank - The Company has its cash and cash equivalents deposited in one banking institution. Only $100,000 of the balance is insured by the Federal Deposit Insurance Corporation.

         Financial Instruments - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable.

         Concentrations of credit risk with respect to trade receivables are normally limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. Recently, the Company has focused its sales efforts to large retailers which can increase the credit risk. The Company routinely assesses the financial strength of its customers. The Company normally does not require a deposit to support large customer orders.

         At January 31, 2004, one customer accounted for 73% of net receivables.

         Purchases - The Company relies primarily on three suppliers for its products. The loss of any supplier could have a material impact on the Company's operations. Purchases from these suppliers for the three months ended January 31, 2004 totaled 67%, 19% and 12%, respectively.

         REVENUES - For the three months ended January 31, 2004, the Company had one customer whose sales were 59% of total revenues.

         PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         IMPACT OF NEW ACCOUNTING STANDARDS - In April 2003, the FASB issued 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt and an amendment of that statement, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The rescission of these Statements alters the financial reporting requirements from gains and losses resulting from the extinguishments of debt. These gains or losses should now be reported before extraordinary items, unless the two requirements for extraordinary items are met. This statement also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary shall be reclassified. The provision of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002.

         In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company adopted the provisions of SFAS 146 effective January 1, 2003.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends SFAS No. 123, "Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and has been incorporated into these financial statements and accompanying footnotes.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer of debt classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) instead of equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this Statement on August 1, 2003.

         The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

         GOING CONCERN - As shown in the accompanying financial statements, the Company has incurred significant losses, has a negative working capital and needs additional capital to finance its operations. These factors create uncertainty about the Company's ability to continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company intends to continue to increase sales through its new line of products - FM Radio for PDAs and the Virtual Keyboard. They expect to begin shipping the Virtual Keyboard in the 2nd quarter of 2004. The Company's ability to obtain additional equity investments through private placements of its common stock will affect its success in becoming a going concern.

2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS AND PROVISION FOR RETURNED MERCHANDISE

         A summary of accounts receivable and allowance for doubtful accounts and provision for returned merchandise is as follows:

         Accounts receivable                                           $ 65,371
         Less allowance for doubtful accounts
           and provision for returned merchandise                        23,100
                                                                       --------

         Accounts receivable, net                                      $ 42,271
                                                                       ========

         Allowance for doubtful accounts
           and provision for returned merchandise

         Balance, at November 1, 2003                                  $ 50,738
         Reduction in estimate of provision
           for returned merchandise                                     (31,138)
         Recovery of uncollectible accounts                               3,500
                                                                       --------

         Balance at January 31, 2004                                   $ 23,100
                                                                       ========

3.       INCOME TAXES

         Deferred Taxes

         The components of deferred tax assets are as follows:

         Net operating loss carryforwards                              $331,300

         Allowance for doubtful accounts and
           provision for returned merchandise                             5,000
                                                                       --------
                                                                        336,300
         Less valuation allowance                                       336,300
                                                                       --------

         Net deferred tax asset                                        $      0
                                                                       ========

         A reconciliation of the valuation allowance is as follows:

         Balance, at November 1, 2003                                  $241,100
         Addition for the period                                         95,200
                                                                       --------

         Balance, at January 31, 2004                                  $336,300

         The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

         Tax Carryforwards

         The Company has the following tax carryforwards at January 31, 2004:

                                                                  Expiration
                  Year                    Amount                      Date
                  ----                    ------                      ----
         Net operating loss:
           October 31, 2002              $  303,000            October 31, 2022
           October 31, 2003                 712,000            October 31, 2023
           January 31, 2004                 401,000            October 31, 2024
                                         ----------
                                         $1,416,000
                                         ==========

         Future changes in ownership may limit the ability of the Company to utilize these net operating loss carryforwards prior to their expiration.

4.       PREFERRED STOCK

         The Board of Directors has not assigned any preference rights for this series of stock.

5.       COMMITMENTS AND CONTINGENCIES

         Operating Lease

         The Company leases its office and warehouse facility in Phoenix, Arizona from a third party under the following terms and conditions:

         1. Term - Three years from February 1, 2002 to January 31, 2005 2. Size of facility - 4,343 square feet 3. Base rent - Monthly rentals plus taxes and common area operating expenses 4. Base rental schedule -

                     Months                       Rent
                     ------                       ----

                      1 - 12                     $2,172
                      13 - 24                    $3,692
                      25 - 36                    $4,343

         Future minimum lease payments excluding taxes and expenses, are as follows:

         October 31, 2004                                               $50,163
                                                                        -------
         October 31, 2005                                                13,029

                                                                        $63,192
                                                                        =======

         Rent expense for the three months ended January 31, 2004 and 2003 was $11,075 and $10,442, respectively.

         Workers' Compensation Insurance

         Through January 2004, the Company did not carry general liability or workers' compensation coverage, nor was it self-insured. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. As of January, there were no known liability claims. No amounts have been accrued for any penalties which may be assessed by the State of Arizona for non-compliance with the laws and regulations applicable to workers' compensation insurance.

         Pledged Assets

         All of the Company's assets are pledged as security for IBIZ Technology Corp., Secured Convertible Debenture. A summary of IBIZ Technology Corp.'s Convertible Debentures is as follows:

         Unsecured Convertible Debentures

         LITES TRADING COMPANY - CONVERTIBLE DEBENTURE-BALANCE OUTSTANDING - $467,000

         On March 27, 2000, the Company issued $1,600,000 of 7% convertible debentures under the following terms and conditions:

         1.       Due date - March 27, 2005.

         2. Interest only on May 1 and December 1 of each year commencing May 1, 2000.

         3. Warrants to purchase 37,500 shares of common stock at $14.50 per share.

         4. Conversion terms - The debenture holder shall have the right to convert all or a portion of the outstanding principal amount of this debenture plus any accrued interest into such number of shares of common stock as shall equal the quotient obtained by dividing the principal amount of this debenture by the applicable conversion price, as defined.

         During February 2004, the debenture was converted into common stock and paid-in-full.

         VARIOUS - CONVERTIBLE DEBENTURES-BALANCE OUTSTANDING - $1,376,446

         On October 31, 2001, the Company issued 8% convertible debentures as follows:

         1.       Due date - January 31, 2004.

         2.       Interest payable quarterly from January 1, 2001.

         3. On the first $ 1,000,000 of financing, the Company issued warrants to purchase 50,000 shares of stock at $ 4.80 per share. The Company reserved an additional 124,000 shares for future borrowing on this debenture line.

         4. Conversion price for put notes. The initial 50% of the put notes shall be the lesser of: (i) 80% of the average of the three lowest closing bid prices for the stock for twenty two days or (ii) 80% of the average of the five lowest closing bid prices for the stock for sixty days. The conversion price of the balance of the put notes shall be 86% of the average of the three lowest closing bid prices for ten days.

         During January 2004, portions of these debentures were renegotiated with Enterprise Capital AG. The remaining balances are currently being converted to common stock and paid in full.

         LAURUS MASTER FUND, LTD. - CONVERTIBLE DEBENTURES-BALANCE OUTSTANDING - $307,701

         In April and July 2001, the Company issued $500,000 and $150,000, respectively, of 8% convertible debentures under the following terms and conditions:

         1.       Due date - January 31, 2004.

         2.       Interest on September 30, 2001 and quarterly thereafter.

         3. On the first financing, the Company issued warrants to purchase 150,000 shares of common stock at the lesser of $1.23 per share or an amount equal to the average of the three lowest closing prices for a ten day trading period. The Company may redeem the warrants for $6.67 per share. On the second financing, the Company issued warrants to purchase 150,000 shares of common stock at the lesser of $0.48 or an amount equal to 105% of the average of the three lowest closing bid prices for the common stock for the ten trading days prior to, but not including, the date the warrants are exercised.

         During January 2004, portions of these debentures were renegotiated with Enterprise Capital AG. The remaining balances are currently being converted to common stock and paid in full

         ALPHA CAPITAL - CONVERTIBLE DEBENTURE-BALANCE OUTSTANDING - $155,000

         In January and April 2002, the Company issued an 8% convertible debenture as follows:

         1.       Due dates- January 30, 2004 and April 25, 2004.

         2.       Interest payable quarterly from March 31, 2002.


         3. Warrants to purchase 800,000 shares of common stock at $.60 per share.


         4. Conversion price - (i) 80% of the average of the three lowest closing bid prices for the stock for twenty two days or (ii) 80% of the average of the three lowest closing bid prices for the stock for sixty days.

         In February 2004, an additional $65,000 of the debenture was converted into common stock with a conversion for the balance of $90,000 requested in March of 2004.

         AJW ENTITIES - CONVERTIBLE DEBENTURE-BALANCE OUTSTANDING - $313,150

         In August and October 2002, the Company issued 12% secured convertible debentures as follows:

         1.       Due dates - August 15, 2003 and October 9, 2003.

         2.       Interest payable quarterly.

         3. Warrants to purchase 180,000 shares of common Stock at $0.05 per share.

         4.       Conversion Price

                  (i) 50% of the average of the three lowest closing bid prices for the stock for twenty days or

                  (ii)     Fixed conversion price of $0.05.


         5. The convertible debentures are secured by all the assets of the Company.

         During January 2004, the agreement was renegotiated and subsequently converted into common stock and paid-in-full though interval conversions that are expected to be completed March 31, 2004.

5.       SUBSEQUENT EVENT

         The Company has filed a Form 10SB with the Securities and Exchange Commission. The Form is still under review as of the date of this filing.

         The Company is currently negotiating agreements with its parent company to license certain products for sale outside of North and South America.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                          CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified five accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

(1)      ACCOUNTS RECEIVABLE

         Accounts receivable are reported at the customer's outstanding balances less any allowance for doubtful accounts and provision for returned merchandise. Our terms for repayment range from 30 days to 60 days. We do not normally require collateral to support receivables and interest is not accrued thereon.

(2)      ALLOWANCE FOR DOUBTFUL ACCOUNTS AND PROVISION FOR RETURNED MERCHANDISE

         The allowance for doubtful accounts on accounts receivables and provision for returned merchandise is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. We determine the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc.). We also provide a provision for returned merchandise based on our history of returns as a percentage of sales.

(3)      INVENTORIES

         Inventories are stated at the lower of cost (determined principally by average cost) or market.

(4)      REVENUE RECOGNITION

         We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). Our revenues are recorded under two categories:

         Product Sales - Revenue is recognized when the goods are shipped and title passes to the customer. We provide a reserve for sales returns based on our history of returns as a percentage to sales.

         During the year we will provide rebates on selected products for a limited sale period, normally 7 days. We contract with a company to process and track the rebates. We provide a reserve for outstanding rebates based on our history of rebates submitted as a percentage of applicable sales.

         Maintenance Agreements - Revenue from maintenance agreements is being recognized on a straight-line basis over the life of the service contracts, which range from 3 months to 1 year. The unearned portion received is recorded as deferred income. We are not actively pursuing this area of business and do not expect this to be significant in subsequent periods.

(5)      GOING CONCERN

         As shown in the accompanying financial statements, we have incurred significant losses, have a negative working capital and need additional capital to finance our operations. These factors create uncertainty about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. We intend to continue to increase sales through a new line of products acquired, namely the FM Radio for PDAs and the Virtual Keyboard. We expect to begin shipping the Virtual keyboard in the 2nd quarter of 2004. Our ability to obtain additional equity investments through private placements of our common stock will affect our success in becoming a going concern.

SELECT FINANCIAL INFORMATION

                                                     Three Months Ended
                                                --------------------------
                                                01/31/04          01/31/03
                                               (Unaudited)      (Unaudited)
                                               -----------      -----------
Statement of Operations Data
Total Revenue                                   $ 161,949        $  75,310
Operating (loss)                                $(169,858)       $(146,503)
Net (loss) after tax                            $(169,858)       $(146,503)
Net (loss) per share                            $ (169.86)       $ (146.50)

Balance Sheet Data
Total assets                                    $ 374,953        $ 305,189
Total liabilities                               $ 387,934        $ 282,961
Stockholders' equity (deficit)                  $ (12,981)       $  22,228

                              RESULTS OF OPERATIONS

The three months ended January 31, 2004 compared to the three months ended January 31, 2003.

Revenues

Revenues increased by approximately 115% to $161,949 in the three months ended January 31, 2004 from $75,310 in the three months ended January 31, 2003. The increase was in product sales resulting from the addition of new customers, the increase in volume sales to an existing national retailer and introduction and sales of our new products.

Revenues to Comp USA for the three months ended January 31, 2004 were approximately $96,000.

Our maintenance revenues remained relatively comparable at $9,700 in 2004 and $9,400 in 2003. We are not actively pursuing this area of business and do not expect this to be significant in subsequent periods.

Cost of Revenues

The cost of revenues of $121,745 (75% of sales) in the three months ended January 31, 2004 increased from $91,735 (122% of revenues) for the three months ended January 31, 2003. Cost of revenues in 2004 consists of $108,117 (67% of revenues) of direct material, packaging and freight, a reduction in our provision for obsolete inventories totaling $23,100 (14% of revenues) and $36,728 (23% of revenues) of salaries and employee related costs. Cost of sales in 2003 consists of $47,059 (62% of revenues) of direct material, packaging and freight and $44,677 (59% of sales) of salaries and employee related costs.

The Company's products experience a high degree of technological obsolescence based on the rapidly changing market for PDA-related products and the introduction of new PDAs. The Company evaluates its inventories based on sales over a rolling six-month period and industry publications of PDA-related product changes in order to determine the write-off of slow-moving and obsolete inventories. During the first quarter of 2004, we made a bulk sale of items which were fully reserved for in our reserve and, accordingly, the reserve was adjusted.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 61% to $210,062 in the three months ended January 31, 2004 from $130,077 in the three months ended January 31, 2003. The main increases in 2004 expenses resulted from an increase in commissions to outside sales representatives of $20,000 due to increased commissionable sales, legal and accounting (primarily for SEC filings) of $70,000 and travel of $30,000 relating to our increased sales volume and negotiations with new customers and Enterprise Capital AG.

The Company decreased general and administrative salaries by $33,000 due to reductions in salaries and transferring certain employees to cost of sales functions from general and administrative functions to support the increased shipments in the quarter.

Liquidity and Capital Resources

As of January 31, 2004, the Company had a working capital deficit of $12,981 as compared to a positive working capital deficit of $14,228 at January 31, 2003. The increase in the deficit is primarily due to the net loss incurred by the Company in fiscal 2003, partially offset by the contribution of capital from its parent company.

Our cash flow from operations used $388,300 in 2004 compared to $59,623 in 2003. The increase in cash used is due to our increased losses in 2004, partially offset by the increase in accounts receivable and an increase in accounts payable and accrued wages. We expect positive cash flow from operations in 2004 due to the introduction of several new products.

Cash used for investing activities was $-0- in 2004 and 2003.

Cash provided by financing activities consisted of a $9,990 loan from a foreign company (Enterprise Capital AG) and the contribution of capital from our parent company totaling $618,855.

         ITEM 3.     CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 31, 2004. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

         ITEM 1.     LEGAL PROCEEDINGS

            None for the period ending January 31, 2004.

         ITEM 2.     CHANGES IN SECURITIES

          None for the period ending January 31, 2004.

         ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                           Not Applicable.

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           Not Applicable.

         ITEM 5.     OTHER INFORMATION

                           Not Applicable.

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                  31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.

                  32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, provided herewith.

                  (b)      Reports on Form 8-K.

                                    None.

                  Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 15th day of March 2004



                                            iBIZ, INC.


                                            By: /s/ KENNETH W. SCHILLING
                                                --------------------------------
                                            Kenneth W. Schilling, President, and
                                            acting principal accounting officer