Form 10QSB
period 2004-04-30
IBIZ INC
filed 2004-06-21
CIK 1269155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 2004

                          COMMISSION FILE NO. 000-50458


                                   iBIZ, INC.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Nevada                                       72-1530833
---------------------------------------               --------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


 2238 West Lone Cactus, Phoenix, Arizona                        85027
------------------------------------------            --------------------------
 (Address of principal executive offices)                     (Zip Code)


Issuer's telephone number, including area code:  (623) 492-9200
                                                ----------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_    No ___


            Class                                   Outstanding at June 18, 2004
------------------------------                      ----------------------------
Common stock, $0.001 par value                                  1,000
                                   iBIZ, INC.
                                  BALANCE SHEET
                                 APRIL 30, 2004
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                        $    79,701
Cash pledged for letter of credit                                                     10,000
Accounts receivable, net                                                             354,195
Inventories, net                                                                     127,250
Deposit on purchase of inventory                                                     400,000
Prepaid expenses                                                                       9,374
                                                                                 -----------

TOTAL ASSETS                                                                     $   980,520
                                                                                 ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                            $   314,504
Accrued wages                                                                          8,453
Payroll taxes payable                                                                 39,829
Loan payable, Enterprise Capital AG                                                   30,603
Deferred income                                                                        1,768
                                                                                 -----------
Total current liabilities                                                            395,157
                                                                                 -----------

STOCKHOLDER'S EQUITY:
Preferred stock - authorized - 10,000,000 shares, par value $.001 per share;
  issued and outstanding,
  -0- shares                                                                               0
Common stock - authorized - 100,000,000 shares, par
  value $.001 per share; issued and outstanding -
  1,000 shares                                                                             1
Additional paid-in capital                                                         2,494,036
Accumulated deficit                                                               (1,908,674)
                                                                                 -----------
Total stockholder's equity                                                           585,363
                                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                       $   980,520
                                                                                 ===========


See accompanying notes to financial statements.

                                   iBIZ, INC.
                            STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2004 AND 2003
                                   (UNAUDITED)


                              Three Months Ended            Six Months Ended
                                    April 30                    April 30
                            -----------------------     -----------------------
                               2004          2003          2004          2003
                            ---------     ---------     ---------     ---------
REVENUES:
Product sales               $ 429,373     $  52,633     $ 581,589     $ 118,358
Maintenance Agreements          8,434         8,004        18,167        17,589
                            ---------     ---------     ---------     ---------
Total revenues                437,807        60,637       599,756       135,947
                            ---------     ---------     ---------     ---------
COST OF REVENUES:
Product sales                 350,377        55,277       463,415       146,364
Maintenance Agreements          3,269         1,605        11,976         2,253
                            ---------     ---------     ---------     ---------
Total cost of revenues        353,646        56,882       475,391       148,617
                            ---------     ---------     ---------     ---------

GROSS INCOME (LOSS)            84,161         3,755       124,365       (12,670)

SELLING, GENERAL AND
  ADMINISTRATIVE
  EXPENSES                    236,901       349,007       446,963       479,084
                            ---------     ---------     ---------     ---------

LOSS FROM OPERATIONS         (152,740)     (345,252)     (322,598)     (491,754)
                            ---------     ---------     ---------     ---------
OTHER INCOME (EXPENSE):
Interest expense                    0          (900)            0          (900)
Other income                   24,721             3        24,721             3
                            ---------     ---------     ---------     ---------
Total other income
  (expense), net               24,721          (897)       24,721          (897)
                            ---------     ---------     ---------     ---------

LOSS BEFORE INCOME TAXES     (128,019)     (346,149)     (297,877)     (492,651)

INCOME TAXES                        0             0             0             0
                            ---------     ---------     ---------     ---------

NET LOSS                    $(128,019)    $(346,149)    $(297,877)    $(492,651)
                            =========     =========     =========     =========
NET LOSS PER COMMON
  SHARE - Basic and
  diluted                   $ (128.02)    $ (346.15)    $ (297.88)    $ (492.65)
                            =========     =========     =========     =========
WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING
  --Basic and diluted           1,000         1,000         1,000         1,000
                            =========     =========     =========     =========


See accompanying notes to financial statements.

                                   iBIZ, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED APRIL 30, 2004
                                   (UNAUDITED)


                                Preferred Stock       Common Stock     Additional
                               -----------------   -----------------     Paid-In      Accumulated
                                Shares    Amount    Shares    Amount     Capital        Deficit         Total
                               -------   -------   -------   -------   -----------    -----------    -----------
BALANCE, NOVEMBER 1, 2003            0   $     0     1,000   $     1   $ 1,148,818    $(1,610,797)   $  (461,978)

NET LOSS                             0         0         0         0             0      (297,877)      (297,877)

CONTRIBUTION OF CAPITAL FROM
    PARENT COMPANY                   0         0         0         0     1,345,218              0      1,345,218
                               -------   -------   -------   -------   -----------    -----------    -----------

BALANCE, APRIL 30, 2004              0   $     0     1,000   $     1   $ 2,494,036    $(1,908,674)   $   585,363
                               =======   =======   =======   =======   ===========    ===========    ===========


See accompanying notes to financial statements.

                                   iBIZ, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003
                                   (UNAUDITED)


                                                    2004            2003
                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $  (297,877)    $  (492,651)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Provision for doubtful accounts and
    returned merchandise                             24,125           4,217
  Provision (adjustment) for obsolete
         inventories                                (23,100)              0
  Changes in operating assets and
    liabilities:
    Accounts receivable                            (254,569)        (29,387)
    Inventories                                     (60,308)        (29,279)
    Prepaid expenses                                  4,256          (1,156)
    Accounts payable and accrued expenses            25,003         193,187
    Accrued wages and taxes                        (221,888)         18,781
         Deferred income                             (3,802)         (4,114)
                                                -----------     -----------
Net cash used by operating activities            (1,208,160)       (340,402)
                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                            0          14,820
Net proceeds received on loan payable               (59,397)              0
Contribution of capital                           1,345,218         324,905
                                                -----------     -----------
Net cash provided by financing activities         1,285,821         339,725
                                                -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   77,661            (677)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                 2,040             677
                                                -----------     -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                 $    79,701     $         0
                                                ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
Cash paid during the period for:
  Interest                                      $         0     $       900
                                                ===========     ===========
  Income taxes                                  $         0     $         0
                                                ===========     ===========


See accompanying notes to financial statements.

                                   iBIZ, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2004
                                   (UNAUDITED)


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

         INVENTORIES - Inventories are stated at the lower of cost (determined principally by average cost) or market. The inventories are comprised of finished products at April 30, 2004.

         DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at April 30, 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

         ADVERTISING - All direct advertising costs are expensed as incurred. The Company charged to operations $50,991 and $5,222 in advertising costs for the six months ended April 30, 2004 and 2003, respectively.

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

         At April 30, 2004, two customers accounted for 67% and 27% of net receivables.

         Purchases - The Company relies primarily on three suppliers for its products (Enterprise Capital AG, Poto Technology and Prolink). The loss of any supplier could have a material impact on the Company's operations. Purchases from these suppliers for the six months ended April 30, 2004 totaled 58%, 29% and 10%, respectively.

         REVENUES - For the six months ended April 30, 2004, the Company had one customer whose sales were 90% of total revenues.

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

         IMPACT OF NEW ACCOUNTING STANDARDS - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer of debt classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) instead of equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this Statement on August 1, 2003.

         The Company does not believe that this recent accounting pronouncement will have a material impact on their financial position or results of operations.

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

2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS AND PROVISION FOR RETURNED MERCHANDISE

         A summary of accounts receivable and allowance for doubtful accounts and provision for returned merchandise is as follows:

         Accounts receivable                                         $429,058
         Less allowance for doubtful accounts
           and provision for returned merchandise                      74,863
                                                                     --------

         Accounts receivable, net                                    $354,195
                                                                     ========

         Allowance for doubtful accounts
           and provision for returned merchandise

         Balance, at November 1, 2003                                $ 50,738
         Increase in estimate of provision for doubtful
           accounts and returned merchandise                           20,625
         Recovery of uncollectible accounts                             3,500
                                                                     --------

         Balance at April 30, 2004                                   $ 74,863
                                                                     ========

3.       DEPOSIT FOR PURCHASE OF INVENTORY

         During the second quarter of 2004, the Company paid Enterprise Capital AG $400,000 for the purchase of 4,000 Virtual Keyboards. As of June 15, 2004, these inventory items have not been received by the Company. The Company is confident this amount will be recovered in inventory in the near future. See Note 6 for further discussion of the Virtual Keyboards and Enterprise Capital AG.

4.       INCOME TAXES

         Deferred Taxes

         The components of deferred tax assets are as follows:

         Net operating loss carryforwards                             $ 207,200
         Allowance for doubtful accounts and
           provision for returned merchandise                            16,300
                                                                      ---------
                                                                        223,500
         Less valuation allowance                                       223,500
                                                                      ---------

         Net deferred tax asset                                       $       0
                                                                      =========

         A reconciliation of the valuation allowance is as follows:

         Balance, at November 1, 2003                                 $ 241,100
         Addition for the period                                        (17,600)
                                                                      ---------

         Balance, at April 30, 2004                                   $ 223,500
                                                                      =========

         The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

         Tax Carryforwards

         The Company has the following tax carryforwards at April 30, 2004:

                                                                  Expiration
                  Year                         Amount                Date
                  ----                         ------             ----------
         Net operating loss:
           October 31, 2002                 $  303,000         October 31, 2022
           October 31, 2003                    712,000         October 31, 2023
           April 30, 2004                      293,545         October 31, 2024
                                            ----------
                                            $1,035,845

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

5.       COMMITMENTS AND CONTINGENCIES

         Operating Lease

         The Company leases its office and warehouse facility in Phoenix, Arizona from a third party under the following terms and conditions:

         1.       Term - Three years from February 1, 2002 to January 31, 2005

         2.       Size of facility - 4,343 square feet

         3. Base rent - Monthly rentals plus taxes and common area operating expenses

         4.       Base rental schedule -

                           Months                      Rent
                          -------                     ------
                          1 - 12                      $2,172
                          13 - 24                     $3,692
                          25 - 36                     $4,343

         Future minimum lease payments excluding taxes and expenses, are as follows:

           October 31, 2004                                         $50,163
           October 31, 2005                                          13,029
                                                                    -------
                                                                    $63,192

         Rent expense for the six months ended April 30, 2004 and 2003 was $24,104 and $8,921, respectively.

         Workers' Compensation Insurance

         Through June 2004, the Company did not carry general liability or workers' compensation coverage, nor was it self-insured. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. As of June, there were no known liability claims. No amounts have been accrued for any penalties which may be assessed by the State of Arizona for non-compliance with the laws and regulations applicable to workers' compensation insurance.

         Unsecured Convertible Debentures

         VARIOUS - CONVERTIBLE DEBENTURES-BALANCE OUTSTANDING - $1,150,817

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

         LAURUS MASTER FUND, LTD. - CONVERTIBLE DEBENTURES-BALANCE OUTSTANDING - $262,858

         In April and July 2001, the Company issued $500,000 and $150,000, respectively, of 8% convertible debentures under the following terms and conditions:

         1.       Due date - October 31, 2003.

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

6.       BACKLOG

         The Company has received orders for the Virtual Keyboards from national retailers. The Company paid Enterprise Capital AG $400,000 for the keyboards necessary to fulfill these orders. Since January 2004, there have been recurring production delays. Additional inventory which was to flow at a rate that would include fulfilling outstanding orders by the end of June, have not yet been delivered, nor do we have any indication from Enterprise Capital AG when the Virtual Keyboards will be shipped at this time.

         Enterprise Capital AG's inability to meet agreed upon delivery schedules, even after prepayment of goods, has forced the Company to pursue other venues in an effort to safeguard their existing orders as well as fulfill future orders for the Virtual Keyboard.

7.       SUBSEQUENT EVENT

         The Company has filed a Form 10SB with the Securities and Exchange Commission. The Form is still under review as of the date of this filing.

         The Company is currently negotiating agreements with its parent company to license certain products for sale outside of North and South America.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified four accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

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

REVENUE RECOGNITION

We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", (SAB 101). Our revenues are recorded under two categories:

Product Sales - Product Sales represent primarily sales of PDA accessories to retailers. Revenue is recorded when the goods are shipped and title passes to the customer. We provide a reserve for sales returns based on our history of returns as a percentage to sales.

We will periodically provide rebates on selected products for a limited sale period, normally 7 days. We contract with a company to process and track the rebates. We provide a reserve for outstanding rebates based on our history of rebates submitted as a percentage of applicable sales.

Maintenance Agreements - We continue to sell service agreements to maintain and service computers and printers that were a part of our product line several years ago. We no longer sell such products but continue to offer renewals of maintenance agreements. Income from maintenance agreements is being recognized on a straight-line basis over the life of the service contracts, which range from 3 months to 1 year. The unearned portion is recorded as deferred income.

SELECT FINANCIAL INFORMATION

                                              For the Three Months         For the Six Months
                                                     Ended                       Ended
                                            -----------------------     -----------------------
                                            04/30/2004    04/30/2003    04/30/2004    04/30/2003
                                           (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                            ---------     ---------     ---------     ---------
Statement of Operations Data:
    Total revenue                           $ 437,807     $  60,637     $ 599,756     $ 135,947
    Operating loss                          $(152,740)    $(345,251)    $(322,598)    $(491,754)
    Net loss after tax                      $(128,019)    $(346,149)    $(297,877)    $(492,651)
    Net loss per share                      $ (128.02)    $ (346.15)    $ (297.88)    $ (492.65)

Balance Sheet Data:
    Total assets                            $ 980,520     $ 171,073     $ 980,520     $ 171,073
    Total liabilities                       $ 395,157     $ 396,697     $ 395,157     $ 396,697
    Total stockholders' deficit (equity)    $ 585,363     $(225,624)    $ 585,363     $(225,624)


RESULTS OF OPERATIONS

The three months ended April 30, 2004 compared to the three months ended April 30, 2003.

                                For the Three Months        Increase (Decrease)
                                       Ended
                             04/30/2004    04/30/2003     AMOUNT     PERCENTAGE
                             (Unaudited)  (Unaudited)
                               --------     --------     --------    ----------
Revenues:
    Product sales              $429,373     $ 52,633     $376,740       716%
    Maintenance agreements        8,434        8,004          430         5%
Total revenues                 $437,807     $ 60,637     $377,170       622%


Revenues - Revenues increased by approximately 622% to $437,807 in the three months ended April 30, 2004 from $60,637 in the three months ended April 30, 2003. The increase was in product sales resulting from the addition of new customers, the increase in volume sales to an existing national retailer and introduction and sales of our new products. The majority of our increased sales came from our FM Radio accessories and travel kits which increased from approximately $26,000 in 2003 to over $380,000 in 2004.

$10,685 and $356,940 of revenues for the three months ended April 30, 2004 were from Comp USA and Circuit City, respectively. Our maintenance revenues remained relatively comparable at $8,434 in 2004 and $8,004 in 2003. We are not actively pursuing this area of business and do not expect this to be significant in subsequent periods.

                                              For the Three Months             Increase (Decrease)
                                                      Ended
                                            04/30/2004      04/30/2003      AMOUNT         PERCENTAGE
                                           (Unaudited)     (Unaudited)
                                            ---------       ---------       ---------      ---------
Cost of revenues:
    Product sales                           $ 344,651       $  54,353       $ 290,298          534%
    Maintenance agreements                      8,995           2,529           6,466          256%
Total cost of revenues                      $ 353,646       $  56,882       $ 296,764          522%

Gross profit:
    Product sales - amount                  $  84,722       $  (1,720)
    Product sales - percentage                     20%             (3%)
    Maintenance agreements - amount              (561)          5,475
    Maintenance agreements - percentage            (7%)            68%
Total gross profit                          $  84,161       $   3,755
                                                   19%             6%

Cost of Revenues - The cost of revenues of $353,646 (81% of sales) in the three months ended April 30, 2004 increased from $56,882 (94% of revenues) for the three months ended April 30, 2003.

Cost of Revenues - Product Sales in 2004 consists of $295,377 (69% of sales) of direct material, packaging and freight and $49,276 (11% of sales) of salaries and employee related costs. Cost of Revenues- Product Sales in 2003 consists of $39,649 (75% of sales) of direct material, packaging and freight and $14,704 (28% of sales) of salaries and employee related costs. The increased sales volume over 2003 provided a positive margin for 2004.

Cost of Revenues - Maintenance Agreements in 2004 consists of $8,021 of parts and accessories (95% of revenues) and $974 of wages and benefits (16% of revenues). Cost of Revenues - Maintenance Agreements in 2003 consists of $1,605 of parts and accessories (20% of revenues) and $924 of wages and benefits (11% of revenues). Based on the nature of the equipment being serviced and the applicable age thereof, parts and accessories can fluctuate significantly each period.

Our products experience a high degree of technological obsolescence based on the rapidly changing market for PDA-related products and the introduction of new PDAs. We evaluate our inventories based on sales over a rolling six-month period and industry publications of PDA-related product changes in order to determine the write-off of slow-moving and obsolete inventories. During the six months ended April 30, 2004, we did not write off additional inventories and sold approximately $3,000 of inventory previously written off.

                                                            For the Three Months           Increase (Decrease)
                                                                   Ended
                                                          04/30/2004    04/30/2003      AMOUNT        PERCENTAGE
                                                          (Unaudited)   (Unaudited)
                                                           ---------     ---------     ---------      ---------
Selling, general and administrative expenses:
    Salaries and wages                                     $  21,852     $  38,339     $ (16,487)         (43%)
    Bonuses                                                        0       207,519      (207,519)        (100%)
    Accounting, legal and professional fees                   64,948        61,711         3,237            5%
    Advertising                                               15,453         2,382        13,071          549%
    Commissions to outside sales representatives              79,592         1,509        78,083         5174%
    Travel                                                    22,756         7,941        14,815          187%
    Other selling, general and administrative expenses        32,300        29,606         2,694            9%
Total selling, general and administrative expenses         $ 236,901     $ 349,007     $(112,106)         (32%)

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased approximately 32% to $236,901 in the three months ended April 30, 2004 from $349,007 in the three months ended April 30, 2003. A description of the major decreases follows:

         (1) Salaries and wages decreased $16,487 or 43% in the three months ended April 30, 2004 due to the reduction of two sales personnel from the comparative period. We expect to fill these positions during the 4th quarter.

         (2) Bonuses decreased $207,519 or 100% in the three months ended April 30, 2004 as the Company issued bonuses in the form of stock during the 2nd quarter of 2003 and did not repeat those bonuses in 2004.

         (3) Accounting, legal and professional fees increased in the three months ended April 30, 2004 ($64,948) as compared to the three months ended April 30, 2003 ($61,711) due to increased activity with our SEC filings. We do not anticipate this trend to continue.

         (4) Advertising, travel and commissions increased as we actively marketed our new products and continue to look for new sales channels and representatives.

The six months ended April 30, 2004 compared to the six months ended April 30, 2003.

                                 For the Six Months        Increase (Decrease)
                                       Ended
                               04/30/2004   04/30/2003    AMOUNT    PERCENTAGE
                              (Unaudited)  (Unaudited)
                               --------     --------     --------     --------
Revenues:
    Product sales              $581,589     $118,358     $463,231       391%
    Maintenance agreements       18,167       17,589          578         3%
Total revenues                 $599,756     $135,947     $463,809       341%

Revenues - Revenues increased by approximately 341% to $599,756 in the six months ended April 30, 2004 from $135,947 in the six months ended April 30, 2003. The increase was in product sales resulting from the addition of new customers, the increase in volume sales to an existing national retailer and introduction and sales of our new products. The majority of our increased sales came from our FM Radio accessories and travel kits which increased from approximately $63,000 in 2003 to over $480,000 in 2004.

$107,030 and $356,940 of revenues for the six months ended April 30, 2004 were from Comp USA and Circuit City, respectively. Our maintenance revenues remained relatively comparable at $18,167 in 2004 and $17,589 in 2003. We are not actively pursuing this area of business and do not expect this to be significant in subsequent periods.

                                                 For the Six Months            Increase (Decrease)
                                                       Ended
                                            04/30/2004      04/30/2003       AMOUNT        PERCENTAGE
                                           (Unaudited)     (Unaudited)
                                            ---------       ---------       ---------      ---------
Cost of revenues:
    Product sales                           $ 460,733       $ 144,826       $ 315,907         218%
    Maintenance agreements                     14,658           3,791          10,867         287%
Total cost of revenues                      $ 475,391       $ 148,617         326,774         220%

Gross profit:
    Product sales - amount                  $ 120,856       $ (26,468)
    Product sales - percentage                     21%            (22%)
    Maintenance agreements - amount             3,509          13,798
    Maintenance agreements - percentage            19%             78%
Total gross profit                          $ 124,365       $ (12,670)
                                                   21%            (9%)

Cost of Revenues - The cost of revenues of $475,391 (79% of sales) in the six months ended April 30, 2004 increased from $148,617 (109% of revenues) for the six months ended April 30, 2003.

Cost of Revenues - Product Sales in 2004 consists of $376,437 (63% of sales) of direct material, packaging and freight and $84,296 (14% of sales) of salaries and employee related costs. Cost of Revenues - Product Sales in 2003 consists of $86,060 (63% of sales) of direct material, packaging and freight and $58,766 (43% of sales) of salaries and employee related costs.

Cost of Revenues - Maintenance Agreements in 2004 consists of $11,976 of parts and accessories (2% of revenues) and $2,682 of wages and benefits (0% of revenues). Cost of Revenues - Maintenance Agreements in 2003 consists of $2,253 of parts and accessories (2% of revenues) and $1,538 of wages and benefits (1% of revenues). Based on the nature of the equipment being serviced and the applicable age thereof, parts and accessories can fluctuate significantly each period.

Our products experience a high degree of technological obsolescence based on the rapidly changing market for PDA-related products and the introduction of new PDAs. We evaluate our inventories based on sales over a rolling six-month period and industry publications of PDA-related product changes in order to determine the write-off of slow-moving and obsolete inventories. During the six months ended April 30, 2004, we did not write off additional inventories and sold approximately $12,000 of inventory previously written off.

                                                          For the Six Months           Increase (Decrease)
                                                                 Ended
                                                       04/30/2004    04/30/2003     AMOUNT        PERCENTAGE
                                                      (Unaudited)   (Unaudited)
                                                       ---------     ---------     ---------      ---------
Selling, general and administrative expenses:
   Salaries and wages                                  $  57,930     $ 108,639     $ (50,709)         (47%)
   Bonuses                                                     0       209,025      (209,025)        (100%)
   Accounting, legal and professional fees               144,188        61,711        82,477          134%
   Advertising                                            50,991         5,222        45,769          876%
   Commissions to outside sales representatives          101,083         2,764        98,319         3557%
   Travel                                                 56,701         9,037        47,664          527%
   Other selling, general and administrative
     expenses                                             36,070        82,686       (46,616)         (56%)
Total selling, general and administrative expenses     $ 446,963     $ 479,084     $ (32,121)          (7%)

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased approximately 7% to $446,963 in the six months ended April 30, 2004 from $479,084 in the six months ended April 30, 2003. A description of the major decreases follows:

         (1) Salaries and wages decreased $50,709 or 47% in the six months ended April 30, 2004 as a result of the reduction of two sales personnel in the 1st and 2nd quarters. We expect to fill these positions by the 4th quarter to manage the increased sales activity expected.

         (2) Bonuses decreased $209,025 or 100% in the six months ended April 30, 2004 as the Company issued bonuses in the form of stock during the first six months of 2003 and did not repeat those bonuses in 2004.

         (3) Accounting, legal and professional fees increased in the six months ended April 30, 2004 ($144,188) as compared to the six months ended April 30, 2003 ($61,711) due to increased activity with our SEC filings. We do not anticipate this trend to continue.

         (4) Advertising, travel and commissions increased as we actively marketing our new products and continue to look for new sales channels and representatives.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004, we had an accumulated deficit of $1,908,674 and a working capital surplus of $185,361 as compared to a working capital deficit of $225,625 at April 30, 2003. The change from a working capital deficit to a working capital surplus is the result of increased sales of products to major retail chains in the three months ended April 30, 2004 and our ability to reduce accruals in the six months ended April 30, 2004 with our increased cash flows.

Cash Flows from Operations - Our cash flow from operations used $1,208,160 in 2004. Our increase of accounts receivable in 2004 is due to increased sales in the 2nd quarter of fiscal 2004. Cash used was primarily due to our ability to purchase inventory, pay overdue accounts payable and accrued wages. Based on the initial reception of our new product, the "Virtual Keyboard" (set to be delivered to retailers in third quarter 2004) and the continued success of our Pocket Radio product, we are confident that our cash flows will be positive in 2004. We currently have a backlog of orders totaling $650,000. As with other technology-related products, our success depends on acceptance of our products in the market and introduction of new products. If our products do not continue to receive acceptance in the market, our cash flows can quickly turn negative.

Cash Flows from Investing Activities - Cash used in investing activities was $-0- in 2004 and 2003.

Cash Flows from Financing Activities - Cash provided by financing activities consisted of payments on the loan with Enterprise Capital AG of $59,397 offset by $1,345,218 of capital contributed by the Company's parent company.

Backlog - The Company has received orders for the Virtual Keyboards from national retailers. The Company paid Enterprise Capital AG $400,000 for the keyboards necessary to fulfill these orders. Since January 2004, there have been recurring production delays. Additional inventory which was to flow as a rate that would include fulfilling outstanding orders by the end of June, have not yet been delivered, nor do we have any indication from Enterprise Capital AG when the Virtual Keyboards will be shipped at this time.

Enterprise Capital AG's inability to meet agreed upon delivery schedules, even after prepayment of goods, has forced the Company to pursue other venues in an effort to safeguard their existing orders as well as fulfill future orders for the Virtual Keyboard.

The Company has made tremendous advances providing product awareness to the Virtual Keyboard technology. As a result of the overwhelming success the Company has experienced in this regard, it is the Company's intent to build a redundant supply chain that will support their ongoing efforts.

         ITEM 3. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 30, 2004. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

                 None for the period ending April 30, 2004.

         ITEM 2. CHANGES IN SECURITIES

                 None for the period ending April 30, 2004.

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

Dated this 21st day of June, 2004



                                 iBIZ, INC.


                                 By: /s/ KENNETH W. SCHILLING
                                     ------------------------
                                     Kenneth W. Schilling, President, and acting
                                     principal accounting officer